Form 10-K/A
period 2006-12-31
LEHMAN ABS CORP DAIMLERCHRYSLER DEBENTURE-BACKED SER 2004 3
filed 2007-10-09
CIK 1279485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
             TIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number:  001-32005


                             Lehman ABS Corporation,
                             -----------------------
                                  on behalf of:
     Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed
                              Series 2004-3 Trust
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                   13-3447441
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                No.)

      745 Seventh Avenue, New York, New York                   10019
    -----------------------------------------   -------------------------------
     (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                      Name of Registered Exchange
--------------                                      ---------------------------

Corporate Backed Trust Certificates,           New York Stock Exchange ("NYSE")
DaimlerChrysler Debenture-Backed
       Series 2004-3


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer  [ ]  Accelerated Filer [X]  Non-Accelerated Filer [ ]

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



                                Explanatory Note
                                ----------------

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC's website at http://www.sec.gov/divisions/corpfin/8124cert.htm. No other items are being amended hereby.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------

         (a)   The following documents have been filed as part of this report.

               1.   None.

               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Not Applicable.

                    31.3 - Not Applicable.

         (b)   Not Applicable.

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

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Date: October 9, 2007             By:  /s/ CHARLES M. WEAVER
                                       ---------------------
                                  Name:   Charles M. Weaver
                                  Title:  Senior Vice President

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------

  Reference                                                     Exhibit Number
 Number per                  Description of Exhibits          in this Form 10-K
 Item 601 of
Regulation SK
-------------------------------------------------------------------------------
                Certification by Senior Vice President of the
                Registrant pursuant to 15 U.S.C. Section 7241,
   (31.1)       as adopted pursuant to Section 302 of the               31.1
                Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------